Form 10-Q
period 2026-06-30
HarbourVest Private Equity Secondaries Fund (TE) L.P.
filed 2026-08-14
CIK 2117580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
000-56842

HARBOURVEST PRIVATE EQUITY SECONDARIES FUND (TE) L.P.
(Exact name of registrant as specified in its charter)

Delaware	41-4352971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lincoln Street, Suite 1700, Boston MA	02111
(Address of principal executive offices)	(Zip Code)
(617)
348-3707
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, the Registrant had the following limited partnership units outstanding: 189,002 Class I Units

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe the Registrant’s future operations, business plans, business and investment strategies and portfolio management and the performance of the Registrant’s investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “remain,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. The Fund’s actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Potential investors should not rely on these statements as if they were fact. The Registrant assumes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	the Registrant’s business prospects and the prospects of the portfolio companies the Registrant owns and controls;

•	the impact of the acquisitions that the Registrant expects to make;

•	the Registrant’s ability to raise sufficient capital to execute its acquisition strategies;

•	the ability of the Manager to source adequate acquisition opportunities to efficiently deploy capital;

•	the ability of the Registrant’s portfolio companies to achieve their objectives;

•	the Registrant’s current and expected financing arrangements;

•	changes in the general interest rate environment;

•	the adequacy of the Registrant’s cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from the Registrant’s portfolio companies;

•	the Registrant’s contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Manager, General Partner or any of their affiliates;

•	the dependence of the Registrant’s future success on the general economy and its effect on the industries in which the Registrant owns and controls portfolio companies;

•	the Registrant’s use of financial leverage;

•	the ability of the Manager to identify, acquire and support the Registrant’s portfolio companies;

•	the ability of the Manager or its affiliates to attract and retain highly talented professionals;

•	the Registrant’s ability to structure acquisitions and joint ventures in a tax-efficient manner and the effect of changes to tax legislation and its tax position; and

•	the tax status of the enterprises through which the Registrant owns and controls portfolio companies.

Although the Registrant believes that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by the Registrant that its plans and objectives will be achieved. These risks and uncertainties include, but are not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” in Amendment No. 1 to the Form 10 Registration Statement filed with the Securities and Exchange Commission (“SEC”) on June 16, 2026 (the “Form 10 Registration Statement”) and this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in the Registrant’s periodic filings with the SEC, which are accessible on the SEC’s website at https://www.sec.gov.

Moreover, the Fund neither assumes any duty nor makes any undertaking to update the forward-looking statements, except as required by applicable law.

TERMS USED IN THIS REPORT

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•

the term “Aggregating Partnership” refers to HSEC Holdings L.P., a Delaware limited partnership that is intended to be treated as a partnership for U.S. federal income tax purposes through which HSEC and the Parallel Funds will conduct their investment strategies;

•	the term “Board” means the board of directors of the TE Feeder;

•

the term “Cayman Parallel Fund” refers to HarbourVest Private Equity Secondaries Cayman Parallel Fund L.P., a Cayman Islands exempted limited partnership that will elect to be treated as a corporation for U.S. federal income tax purposes under the Code;

•	the term “Cayman Parallel Fund Board” refers to the board of directors of the Cayman Parallel Fund;

•	the term “Cayman General Partner” refers to HarbourVest GP LLC, a Delaware limited liability company, in its capacity as the general partner of the Cayman Parallel Fund;

•	the term “Cayman Parallel Fund Independent Directors” refers to the independent members of the Cayman Parallel Fund Board;

•	the term “Cayman Parallel Fund Partnership Agreement” refers to the Amended and Restated Exempted Limited Partnership Agreement of the Cayman Parallel Fund, as amended from time to time;

•	the term “Cayman Parallel Fund Units” refers to the limited partnership units of the Cayman Parallel Fund;

•	the term “Cayman Parallel Fund Unitholders” refers to the limited partners of the Cayman Parallel Fund;

•

the term “Delaware Parallel Fund” refers to HarbourVest Private Equity Secondaries Delaware Parallel Fund L.P., a Delaware limited partnership intended to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the term “Feeder Funds” refers to the TE Feeder and any other feeder vehicles formed hereafter;

•	the term “General Partner” refers to HarbourVest GP LLC, a Delaware limited liability company, as the general partner of the Fund;

•

the terms “HarbourVest” and “Firm” refer to HarbourVest Partners, LLC, a Delaware limited liability company (together, with its affiliates, predecessors, and successors) acting as general partner of HarbourVest Partners L.P., a Delaware limited partnership, which terms shall, as the context requires, include HarbourVest Partners, LLC and affiliates and predecessors of HarbourVest Partners, LLC;

•

the terms “HSEC” refers to HarbourVest Private Equity Secondaries Fund L.P., a Delaware limited partnership that will elect to be treated as a corporation for U.S. federal income tax purposes under the Code;

•

the term “Independent Directors” refers to the members of the Board deemed by the Board to be independent under the tests set out in Rule 303A.02 of the New York Stock Exchange Listed Company Manual or other policy as determined by the General Partner;

•	the term “Manager” refers to HarbourVest Partners L.P., a Delaware limited partnership which will be responsible for portfolio management for the Fund and the Cayman Parallel Fund;

•

the terms “Net Asset Value” or “NAV” refer to, as the context requires, transactional Net Asset Value (i.e., the price at which purchases and redemptions of Units (as defined below) are made, calculated in accordance with the valuation policy);

•	the term “Parallel Funds” refers to HSEC, the Delaware Parallel Fund, the Cayman Parallel Fund and any other parallel vehicles formed hereafter (each, a “Parallel Fund”);

•

the term “Primary Partnership Investments” refers to investments in newly formed funds raised by experienced managers that invest in buyout, and to a lesser extent, growth equity and venture capital, special situations, infrastructure and real assets, and other private markets transactions;

•	the term “Secondary Funds” or “Secondary Partnerships” refers to pooled investment vehicles that buy interests in pooled investment vehicles on a secondary basis;

•

the term “Secondary Investments” refers to investments in existing partnerships, portfolios, and investments in the Secondary Market, including GP-Led secondaries and other types of continuation solutions (including, but not limited to, solutions involving only one or a few assets), structured liquidity solutions, team spin-outs/buy-ins, public market transactions and other investments deemed to be Secondary Investments;

•

the term “Secondary Market” refers to the financial market pursuant to which investors buy and sell interests in pooled investment vehicles among themselves, rather than from the pooled investment vehicle itself;

•	the term “Secondary Transactions” refers to the purchase and sale of Secondary Investments;

•

the term “TE Feeder,” the “Fund” or the “Registrant” refers to HarbourVest Private Equity Secondaries Fund (TE) L.P., a Delaware limited partnership intended to be treated as a partnership for U.S. federal income tax purposes under the Code, which will conduct its investment strategy by investing in the Aggregating Partnership indirectly through the Cayman Parallel Fund;

•

the term “Units” refers to the Class A Limited Partnership Units, Class D Limited Partnership Units and Class I Limited Partnership Units of the TE Feeder, with each such class of the Units a “Class”; and

•	the term “Unitholders” refers to the limited partners of the TE Feeder.

References to the “Fund” or “Registrant” include one or more of the Parallel Funds and the Feeder Funds, as the context requires. The terms “we,” “us” or “our” refer to the Fund and the Aggregating Partnership, as the context requires. One or more other Parallel Funds or Feeder Funds may be established by, or at the direction of, HarbourVest to invest alongside the Fund (as determined in the General Partner’s discretion), either directly or through one or more shared aggregation vehicles.

The Registrant is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and the Registrant takes advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”).

PART I - FINANCIAL INFORMATIO
N
Item 1. Financial Statements (unaudited)

HarbourVest Private Equity Secondaries Fund (TE) L.P.

For the three months ended June 30, 2026 (Unaudited)

Statements of Assets and Liabilities	9
Statement of Operations	10
Notes to Financial Statements	11 – 14

HarbourVest Private Equity Secondaries Fund (TE) L.P.

Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$20	$—
Deferred offering costs	109,987	62,016
Expense reimbursement receivable from the Manager	77,667	17,357
Capital contribution receivable	—	20

Total Assets	187,674	79,393

Liabilities
Due to affiliate	78,540	—
Offering costs payable	47,971	62,016
Professional fees payable	38,326	—
Printing costs payable	13,969	—
Accounting and administration fees payable	4,000	—
Organizational costs payable	833	17,357
Other accrued expenses	4,015	—

Total Liabilities	187,654	79,373

Commitments and contingencies (Notes 3 and 5)
Net Assets
Limited Partner Interest	10	10
General Partner Interest	10	10

Total Net Assets	$20	$20

The accompanying notes are an integral part of these financial statements.

HarbourVest Private Equity Secondaries Fund (TE) L.P.

Statement of Operations (Unaudited)

For the three months ended
June 30, 2026
Partnership Expenses
Professional fees	$38,326
Printing costs	13,969
Accounting and administration fees	4,000
Other expenses	4,015

Total Expenses	60,310

Less: Expense reimbursement (see Note 3)	(60,310)
Total Partnership Expenses	—

Net Investment Income (Loss)	—

Net Increase (Decrease) in Net Assets from Operations	$—

The accompanying notes are an integral part of these financial statements.

HarbourVest Private Equity Secondaries Fund (TE) L.P.

Notes to Financial Statements (Unaudited)
June 30, 2026

1. Organization
HarbourVest Private Equity Secondaries Fund (TE) L.P. (the “Partnership”) is a Delaware limited partnership formed on February 17, 2026 as a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act of 1940, as amended. The Partnership’s commencement of operations will be the date on which the Partnership accepts its first third-party investors and begins investment operations (“Commencement of Operations”). As of June 30, 2026, the Partnership has not accepted third-party investors and has not commenced operations.
The general partner of the Partnership is HarbourVest GP LLC, a Delaware limited liability company (the “General Partner”). The General Partner is authorized to establish additional classes or series of Units with such terms, rights and obligations as determined in the sole discretion of the General Partner without receiving consent from the Limited Partners. The General Partner has authorized the Partnership to appoint HarbourVest Partners L.P. (the “Manager”), a Delaware limited partnership, to manage the affairs of the Partnership. The General Partner and the Manager are affiliates of HarbourVest Partners, LLC.
The Partnership intends to invest substantially all of its assets in HarbourVest Private Equity Secondaries Cayman Parallel Fund L.P. (the “Cayman Feeder Fund”), which will carry out its investment strategy by investing through HSEC Holdings L.P., a Delaware limited partnership (the “Aggregator”), and to engage in any other lawful activity as the General Partner may from time to time determine. As of June 30, 2026 and March 31, 2026, the Partnership held no ownership in the Cayman Feeder Fund.
The investment objective of the Cayman Feeder Fund is to deliver capital growth over the medium to long term through direct or indirect exposure to the equity and debt of primarily private businesses, across geographies, sectors and stages primarily through secondary investments (“Secondary Investments”) and complemented by certain primary partnership investments (“Primary Partnership Investments”), in the private equity space, with the potential to generate medium- to long-term outperformance compared to public markets while striving to limit volatility and downside risk. The Cayman Feeder Fund invests all or substantially all of its assets through its investment in the Aggregator. The Partnership and Aggregator have the same investment objectives as the Cayman Feeder Fund.
The Partnership has entered into a limited partnership agreement with the General Partner. Overall responsibility for the Partnership oversight rests with the General Partner. The General Partner will delegate the Partnership’s portfolio management function to the Manager.
2. Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Partnership is an investment company following the accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 946, Financial Services —Investment Companies. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the Partnership’s financial condition and results of operations for the periods presented. The statements of changes in net assets, statements of cash flows and financial highlights have not been presented because the Partnership has not commenced operations. The following are significant accounting policies which are consistently followed in the preparation of the financial statements.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that
affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash and short-term investments which are readily convertible into cash. State Street Bank and Trust Company serves as the Partnership’s custodian. Cash and cash equivalents are subject to credit risk to the extent those balances exceed the Federal Deposit Insurance Corporation (“FDIC”) limitations. As of June 30, 2026 and March 31, 2026, the Partnership held cash and cash equivalents of $20 and $0, respectively.

HarbourVest Private Equity Secondaries Fund (TE) L.P.

Notes to Financial Statements (Unaudited) (Continued)
June 30, 2026

2. Summary of Significant Accounting Policies (continued)

Partnership Expenses
The Partnership bears all expenses incurred in the course of its operations on an accrual basis, including, but not limited to, the following: management fees, incentive fees, legal fees, professional fees, accounting and administration fees, custodian fees, transfer agent fees, valuation fees, insurance costs, registration expenses, printing costs, expenses of the Board of Directors and other administrative expenses.
Organizational and Offering Costs
The Partnership has incurred certain organizational and initial offering costs of $17,357 and $109,987, respectively since inception of the Partnership. Any organizational costs or offering costs incurred prior to the commencement of operations, will be and will continue to be paid by an affiliate of the Partnership. These costs will be reimbursed to the Manager by the Partnership, subject to recoupment in accordance with the Partnership’s expense limitation agreement (the “Expense Limitation Agreement”, as further discussed in Note 3) after the Partnership commences operations. Organizational costs consist primarily of costs to establish the Partnership and enable it to legally conduct business. The Partnership expenses organizational costs as incurred. Offering costs consist primarily of legal fees in connection with the preparation of the initial registration statement and related filings. The Partnership treats offering costs as deferred charges until the Partnership commences operations and thereafter will amortize such costs into expenses over a 12-month period using the straight-line method.
Income Taxes
The Partnership has elected to be treated as a partnership for U.S. tax purposes.
The Partnership accounts for income taxes under the provisions of ASC 740, “Income Taxes.” This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than fifty percent likely to be realized. The Partnership may be subject to potential examination by certain taxing authorities in various jurisdictions. Any potential tax liability is also subject to ongoing interpretation of laws by taxing authorities. The tax years under potential examination vary by jurisdiction. The General Partner has analyzed the Partnership’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction) and has concluded that no provision for income tax is required in the Partnership’s financial statements. Each partner individually may be required to report on its own tax return its pro rata share of the Partnership’s taxable income or loss.
The Partnership may be subject to taxes imposed by countries in which it invests. Such taxes are generally based on income and/or capital gains earned or repatriated. Foreign taxes, if any, are recorded based on the tax regulations and rates that exist in the foreign markets in which the Partnership invests. To the extent taxes are attributable to certain partners, the amounts are withheld from those partners’ distributions and the withholdings are accounted for as deemed non-cash distributions to such partners. To the extent taxes are borne by the Partnership, the amounts are accrued and applied to net investment income, net realized gains and net unrealized appreciation as such income and/or gains are earned, and the Partnership records an estimated deferred tax liability in an amount that would be payable if the investments were disposed of on the valuation date. As of June 30, 2026 and March 31, 2026, there were no deferred tax liabilities at the Partnership level.
Segment Reporting
An operating segment is defined in ASC 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Partnership operates as a single reportable segment, with the Principal Executive Officer serving as the CODM, who assesses performance and allocates resources based on the Partnership’s Net Increase (Decrease) in Net Assets from Operations as presented on the accompanying Statements of Operations.

HarbourVest Private Equity Secondaries Fund (TE) L.P.

Notes to Financial Statements (Unaudited) (Continued)
June 30, 2026

3. Manager and Transactions with Affiliates
Management Fee
The Cayman Feeder Fund has entered into a management agreement (the “Management Agreement”) with the Manager.
Upon commencement of operations, the Partnership intends to invest substantially all of its assets into the Cayman Feeder Fund. In consideration for its investment management services, the Cayman Feeder Fund will pay the Manager a management fee (the “Management Fee”). As an investor in the Cayman Feeder Fund, the Partnership will indirectly bear a portion of the Management Fee paid by the Cayman Feeder Fund, but such fees will not be duplicated at the Partnership.
Incentive Fee
Upon commencement of operations, the Partnership intends to invest substantially all of its assets into the Cayman Feeder Fund. In remuneration for its portfolio management services and in addition to any other fees paid to the Manager under the Management Agreement, the Cayman Feeder Fund will pay the Manager an incentive fee (the “Incentive Fee”). As an investor in the Cayman Feeder Fund, the Partnership will indirectly bear a portion of the Incentive Fee paid by the Cayman Feeder Fund, but such fees will not be duplicated at the Partnership.
Expense Limitation Agreement
The Manager has entered into an Expense Limitation Agreement with the Partnership until March 31, 2027 (the “Limitation Period”), whereby the Manager has agreed to waive fees that it would otherwise be paid, and/or to reimburse expenses of the Partnership (a “Waiver”), if required to ensure certain annual operating expenses (excluding the Management Fee, Incentive Fee, any Servicing Fees and/or Subscription Fees, interest, taxes, brokerage commissions, fees and expenses charged to the Partnership by Investments, dividend and interest expenses relating to short sales, borrowing costs, merger or reorganization expenses, unitholder meetings expenses, litigation expenses, expenses associated with the acquisition and disposition of investments (including (i) with respect to unconsummated transactions, and (ii) interest and structuring costs for borrowings and line(s) of credit), expenses related to the winding up and liquidation of the Partnership, if applicable, certain insurance costs, and extraordinary expenses, if any; collectively, the “Excluded Expenses”) do not exceed 0.75% per annum of the Partnership’s net asset value (“NAV”), which may differ from GAAP NAV, calculated as of the last day of each month for each class of Units. The annual rate of 0.75% shall be calculated on a monthly basis by dividing 0.75% by 365 and multiplying the resulting daily rate by the actual number of days in the applicable month.
The General Partner determines the NAV monthly. The General Partner will prepare valuations with respect to each of the Partnership’s assets in accordance with its valuation policies and procedures (as may be amended from time to time in the General Partner’s sole discretion).
With respect to each class of Units, the Partnership agrees to repay the Manager any fees waived or expenses assumed or reimbursed under this agreement for such class of Units, provided the repayments do not cause Partnership Expenses (excluding Excluded Expenses) for that class of Units to exceed the expense limitation in place at the time the fees were waived and/or the expenses were assumed or reimbursed, or the expense limitation in place at the time the Partnership repays the Manager, whichever is lower. Any such repayments must be made within thirty-six months after the month in which the Manager waived the fee or assumed or reimbursed the expense. Expenses are subject to recoupment by the Manager after the commencement of operations. As the Partnership has not commenced operations as of June 30, 2026 and March 31, 2026, no reimbursed expenses are subject to recoupment.
The Manager may extend the Limitation Period for a period of one year on an annual basis, subject to approval of the General Partner after the initial Limitation Period expires.
Due to Affiliates
Due to affiliate represents expenses of the Partnership incurred in the ordinary course of business, which have been paid by and are reimbursable to the Aggregator. As of June 30, 2026, the Aggregator has paid $78,540 on behalf of the Partnership for organizational and offering costs primarily consisting of legal and audit fees in connection with the preparation of the initial registration statement and seed audit. The full amount is expected to be reimbursed to the Aggregator in August 2026.

HarbourVest Private Equity Secondaries Fund (TE) L.P.

Notes to Financial Statements (Unaudited) (Continued)
June 30, 2026

4. Net Assets
The Partnership, at the discretion of the General Partner, has the authority to issue an unlimited number of units of each Class (as defined below).
The Partnership offers three classes of limited partnership units: Class A, Class D and Class I (each a “Class”). The purchase price per unit of each Class is equal to the transactional NAV per unit (i.e., the price at which transactions in the Partnership’s units are made) for such Class as of the last calendar day of the immediately preceding month. Until the Partnership has determined its first Net Asset Value for the corresponding Class, the subscription price for Units will be $10.00 per Unit plus applicable subscription fees. Units are generally offered for purchase as of the first Business Day of each calendar month, with economic effect as of the first calendar day of such month, except that Units may be offered and investors may be admitted as Partners more or less frequently as determined by the General Partner in its sole discretion.
On March 2, 2026, the General Partner and HarbourVest Partners L.P. (“Initial Limited Partner”) agreed to contribute $10 each as the Partnership’s initial capital subscription to form the HarbourVest Private Equity Secondaries Fund (TE) L.P. partnership. The initial capital subscription was received by the Partnership in June 2026.
Servicing Fees
In respect of certain classes of Units, the Partnership is expected to pay participating broker dealers and other intermediaries ongoing servicing fees (“Servicing Fees”) equal to a percentage of Net Asset Value per annum for the applicable classes of Units. Class A Units bear a Servicing Fee of up to 0.85%. Class D Units bear a Servicing Fee of up to 0.25%. Class I Units will not bear a Servicing Fee.
Unit Redemptions
The General Partner of the Partnership currently expects to redeem Units as of the first Business Day of each calendar quarter, with economic effect as of the first calendar day of such quarter (each, a “Redemption Date”), using a purchase price equal to the Net Asset Value per Unit of the applicable Class (the “Redemption Price”) as of the last business day of the immediately preceding calendar quarter, or on such other date as the General Partner may determine (the “Valuation Date”). Unitholders may request that the Partnership redeem all or any portion of their Units. The Partnership may redeem fewer Units than have been requested in any particular quarter, or none at all, in its discretion at any time. In addition, the total amount of Units permitted to be redeemed per calendar quarter will generally be limited to no more than 5% of the aggregate Net Asset Value of the Partnership and its parallel funds, measured as of the last Business Day of the calendar quarter immediately preceding the Valuation Date. Units redeemed on a Redemption Date that is within 12 months of the purchase date of such Units will be subject to an Early Redemption Fee, for the benefit of the Partnership, of up to 5% of the applicable Redemption Price.
5. Indemnifications
In the normal course of business, the Partnership may enter into contracts that contain a variety of representations and warranties and which provide for general indemnifications. The Partnership’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. Based on the prior experience of the General Partner, the Partnership expects the risk of loss under these indemnifications to be remote.
6. Subsequent Events
Management has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and has determined that there are no subsequent events or transactions to disclose, except as noted below:
As of August
3
, 2026, the Partnership received subscriptions totaling $1.9 million through the issuance of Class I units. The Partnership commenced operations as a result of the acceptance of third-party investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and the related notes of HarbourVest Private Equity Secondaries Fund (TE) L.P. included within this Quarterly Report on Form 10-Q.

Overview

HarbourVest Private Equity Secondaries Fund (TE) L.P. (previously defined as the Registrant, the TE Feeder or the Fund) is a private investment fund exempt from registration pursuant to Section 3(c)(7) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The TE Feeder intends to provide a private equity-focused solution for its Unitholders, with a mix of investments designed to accelerate capital deployment and to provide cash flow to support limited liquidity in a private portfolio.

The TE Feeder was organized on February 17, 2026 as a Delaware limited partnership.

As of March 2, 2026, the General Partner and the Manager each subscribed $10.00 as initial subscriptions to form the Registrant in exchange for Units. These initial subscriptions funded in June 2026. The Fund commenced operations as a result of the acceptance of third-party investors on August 3, 2026. As of August 3, 2026, the Fund received subscriptions totaling $1.89 million through the issuance of 189,000 Class I Units at $10 per Unit plus applicable Subscription Fees. The Registrant is a private fund exempt from registration under Section 3(c)(7) of the Investment Company Act. The Fund is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946.

The TE Feeder intends to conduct a private placement offering on a monthly basis to prospective investors who are both (i) accredited investors (as defined in Regulation D under the Securities Act) and (ii) qualified purchasers (as defined in the Investment Company Act and rules thereunder) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D (the “Private Offering”). The TE Feeder is structured as a perpetual life vehicle, meaning the TE Feeder has no maturity or termination date, with monthly fully funded subscriptions and periodic redemptions.

Each of the General Partner and the Manager is an affiliate of HarbourVest.

The Fund seeks to build a global, diversified, private equity-focused portfolio in an open-ended fund that delivers capital growth over the medium to long-term through direct or indirect exposure to the equity and debt of primarily private businesses, across geographies, sectors and stages primarily through Secondary Investments and complemented by certain Primary Partnership Investments, in the private equity space, with the potential to generate medium to long-term outperformance compared to public markets while striving to limit volatility and downside risk. HSEC and each of the Parallel Funds will carry out its investment objectives through its investment in the Aggregating Partnership, and the TE Feeder will carry out its investment strategy through its indirect investment in the Aggregating Partnership through its investment in the Cayman Parallel Fund.

The Fund will generally invest via Secondary Transactions in buyout, and to a lesser extent, growth equity and venture capital, special situations, and other private market investments globally. In addition, the Fund may make investments via Secondary Transactions in credit investments and real assets investments.

The actual diversification of the Fund will be determined based upon market conditions and available investment opportunities.

Recent Developments

Commencement of Operations

As of June 30, 2026, the TE Feeder had not yet not yet commenced commercial activities, other than certain activities associated with the Fund’s formation, and does not hold any investments. As of March 2, 2026, the General Partner and the Manager each subscribed $10.00 as initial subscriptions to form the Registrant in exchange for Units. These initial subscriptions funded in June 2026. The Fund commenced operations as a result of the acceptance of third-party investors on August 3, 2026, as described below.

See accompanying notes to Financial Statements.

Subscriptions

As of August 3, 2026, the Fund received subscriptions totaling $1.89 million through the issuance of 189,000 Class I Units at $10 per Unit plus applicable Subscription Fees.

Business Environment

The three months ended June 30, 2026 saw a meaningful shift in market sentiment, as geopolitical tensions that weighed on markets earlier in the year began to ease. U.S. equity markets recovered strongly in the second quarter, with the S&P 500 gaining approximately 14%, its strongest quarterly performance since 2020, following the announcement of a U.S.-Iran interim agreement in mid-June that contributed to a sharp decline in energy prices. Headline U.S. inflation, as measured by the Consumer Price Index, decelerated to 3.5% in June from 4.2% in May, as lower energy costs provided relief, while core inflation eased to 2.6%. The Federal Reserve held the federal funds rate steady at 3.50% to 3.75% throughout the quarter, while signaling a more hawkish posture, with several officials indicating that rate hikes could be warranted if inflation does not continue to subside. Notwithstanding the improvement in public equity markets, the broader private markets landscape continued to experience elevated redemption activity across evergreen vehicles, and credit dispersion widened, with stress concentrated in certain software-related exposures and older private credit vintages. These dynamics, combined with continued low distribution rates from primary private equity funds and an ongoing structural need for portfolio liquidity among institutional investors, have contributed to robust secondary market transaction volumes and may create attractive investment opportunities for the Fund. At the same time, the rapid advancement and adoption of artificial intelligence continues to reshape the competitive landscape for companies across sectors, presenting both opportunities and risks for portfolio companies within the private equity ecosystem. Changes in macroeconomic conditions, geopolitical developments, and regulatory policies could materially affect HarbourVest’s ability to source attractive investments and deploy capital; however, management believes periods of market dislocation and liquidity demand may be particularly favorable for the Fund’s secondaries-focused investment strategy.

Key Financial Measures

Our key financial and operating measures are discussed below:

Revenues

The Fund generates revenues primarily from its indirect investment in the Aggregating Partnership through its interests in the Cayman Parallel Fund. The Aggregating Partnership primarily generates income through direct or indirect exposure to the equity and debt of primarily private businesses, across geographies, sectors and stages through Secondary Investments and complemented by certain Primary Partnership Investments in the private equity space, with the potential to generate medium to long-term outperformance compared to public markets while striving to limit volatility and downside risk.

Expenses

Management Fee

In consideration of the investment advisory and other services provided by the Manager, the Cayman Parallel Fund (and, indirectly, the Fund) will pay a quarterly management fee (the “Management Fee”) in respect of each class of Cayman Parallel Fund Units at an annual rate equal to the Annual Management Fee Rate applicable to such class as set forth below (the “Annual Management Fee Rate”), multiplied by the Cayman Parallel Fund’s Net Asset Value calculated and accrued monthly as of the last day of each month, before giving effect to any accruals for the Management Fee, the Incentive Fee, the Servicing Fees, any Subscription Fees (as defined below), any distributions, and without taking into account any accrued and unpaid taxes of the Cayman Parallel Fund or any HarbourVest-controlled entity through which the Cayman Parallel Fund directly or indirectly invests in an Investment or any comparable entities of other HarbourVest-managed funds or taxes paid by any such entity during the applicable month, as determined in the good faith judgment of the Cayman General Partner. In the event the Cayman Parallel Fund makes any investment in HarbourVest-managed funds that charge a management fee, the Cayman General Partner will seek to ensure that Cayman Parallel Fund Unitholders do not ultimately bear duplicative management fees by reducing the Net Asset Value of the Fund on which the Management Fee is calculated for each applicable period by the Net Asset Value of the Cayman Parallel Fund’s investment in any such HarbourVest-managed fund as of the applicable valuation date.

The Fund will invest in Class I-TE Cayman Parallel Fund Units, which are subject to an annual Management Fee Rate of 1.25%. Other classes of Cayman Parallel Fund Units are subject to a different Management Fee Rate.

The Manager may waive, reduce or calculate the Management Fee differently with respect to one or more Cayman Parallel Fund Unitholders in its sole discretion.

Incentive Fee

In remuneration for its portfolio management services and in addition to any other fees paid to the Manager under the Management Agreement, at the end of each calendar quarter of the Cayman Parallel Fund, the Cayman Parallel Fund (and indirectly the Fund) will pay to the Manager (or, to the extent permitted by applicable law, an affiliate of the Manager) a quarterly incentive fee (the “Incentive Fee”), in respect of each class of Cayman Parallel Fund Units equal to the Incentive Fee Percentage applicable to such class of Cayman Parallel Fund Units as set forth below (the “Incentive Fee Percentage”) of the excess, if any, of (1) the Net Profit for such class during the relevant period over (2) the Loss Recovery Account balance for such class for such period, in each case, except where otherwise decided by the Cayman General Partner in its full discretion and as provided in the Registrant’s Private Placement Memorandum or the Registrant’s filings with the SEC. The Incentive Fee is calculated at the Cayman Parallel Fund payable by the Cayman Parallel Fund pursuant to the Management Agreement between the Cayman Parallel Fund and the Manager. The TE Feeder will bear its share of the Cayman Parallel Fund fees and expenses outlined in this section as a limited partner of the Cayman Parallel Fund in accordance with the terms of the Cayman Parallel Fund Partnership Agreement. The Fund will invest in Class I-TE Cayman Parallel Fund Units, which are subject to an Incentive Fee Percentage of 12.5%. Incentive Fees are accrued monthly, calculated as of the last day of the calendar quarter and paid quarterly (or at such other times as the Cayman General Partner may determine in its full discretion, in agreement with the Manager) (the “Reference Period”). Other classes of Cayman Parallel Fund Units are subject to a different Incentive Fee Percentage.

For the purposes of the Incentive Fee and Loss Recovery Account, “Net Profit” and “Net Loss” shall mean, for a Class, in relation to any Reference Period, the change in Net Asset Value during such Reference Period, excluding any of the following which are paid, accrued or allocated during the relevant period, if applicable: (i) subscriptions, redemptions, conversions and unit holder distributions recognized during the same period, (ii) Servicing Fees and/or Subscription Fees, (iii) taxes and (iv) any Incentive Fees. For the avoidance of doubt, Net Profit and Net Loss includes unrealized appreciation or depreciation and realized income and gains or losses, management fees and expenses (other than those referenced in the prior sentence), for such period, and for any Reference Period, the change of Net Asset Value calculated as per the prior sentence shall result in a corresponding (A) Net Profit, if greater than zero, or (B) Net Loss, if less than zero.

The “Loss Recovery Account” shall, with respect to each class of Cayman Parallel Fund Units, have an initial balance of zero and will, with respect to any Reference Period, be: (i) increased by the amount of the Net Loss for such class of Cayman Parallel Fund Units for such Reference Period or decreased (but not below zero) by the amount of the Net Profit for such class of Cayman Parallel Fund Units for such Reference Period; and (ii) decreased proportionately in respect of any Cayman Parallel Fund Units redeemed during the relevant period.

The recipient of the Incentive Fee (the “Recipient”) will not be obligated to return any portion of the Incentive Fee paid as described herein as a result of subsequent performance of the Cayman Parallel Fund or any Class. For the avoidance of doubt, the Net Asset Value will include any amounts that would be payable as Incentive Fees based on the Net Profits, if any, on the applicable Valuation Date and Cayman Parallel Fund Units redeemed will be subject to the Incentive Fee upon redemption. The balance of any Loss Recovery Account will have no bearing on the Net Asset Value other than for the purpose of determining the Incentive Fee. The Manager may waive, reduce or calculate differently the Incentive Fee with respect to one or more Cayman Parallel Fund Unitholders in its sole discretion.

The Manager may in its discretion designate an affiliate to receive the Incentive Fees.

The Manager may elect for the Recipient to receive the Incentive Fee in cash and/or units of the Cayman Parallel Fund. If the Incentive Fee is paid in Cayman Parallel Fund Units, such Cayman Parallel Fund Units may be redeemed at HarbourVest’s request and would not be subject to the Fund-Level Limit or the Early Redemption Fee (each as defined below).

Fee Offset

Subject to the Cayman Parallel Fund Partnership Agreement, the Management Fee owed with respect to an applicable class of Cayman Parallel Fund Units will be reduced, but not (including all other reductions described herein) below zero, by any directors’ compensation and similar fees (including break-up, management, consulting, monitoring, or transaction fees, whether paid in cash or in kind) received by HarbourVest, the Cayman General Partner, their affiliates, or indirect partners from any Portfolio Entity or proposed Portfolio Entity, net of applicable taxes and excluding amounts that constitute Cayman Parallel Fund Expenses or relate to investors other than the Cayman Parallel Fund and its affiliates. If such fees are also allocable to other investment entities managed by HarbourVest or its affiliates, only the portion attributable to the Cayman Parallel Fund’s interest shall reduce the Management Fee. Any excess reduction shall be carried forward to subsequent quarters.

Subscription Fees

Certain financial intermediaries may charge Unitholders upfront selling commissions, placement fees, subscription fees or similar fees (the “Subscription Fees”) on certain classes of Units sold in the Private Offering. No Subscription Fee will be paid with respect to certain classes of Units, as determined by the General Partner in its sole discretion. In certain circumstances, the Subscription Fees may be paid to the Fund and reallocated, in whole or in part, to the financial intermediary that placed the applicable Unitholder into the Fund. For the avoidance of doubt, Subscription Fees shall be paid by the applicable Unitholder in addition to its investment in the Fund and will not impact the Fund’s Net Asset Value. Each Class A Unit may be subject to a Subscription Fee of up to 3.50% of the NAV on Class A Units on the date of the purchase. Each Class D Unit may be subject to a Subscription Fee of up to 1.50% of the NAV on Class A Units on the date of the purchase. No Subscription Fees will be payable with respect to Class I Units.

Ongoing Servicing Fees

In respect of certain classes of Units, the Fund is expected to pay participating broker dealers and other intermediaries ongoing servicing fees (“Servicing Fees”) equal to a percentage of Net Asset Value per annum for the applicable classes of Units. Class A Units bear a Servicing Fee equal to 0.85%. Class D Units bear a Servicing Fee equal to 0.25%. Class I Units will not bear a Servicing Fee. No Servicing Fee will be paid with respect to certain classes of Units, as determined by the General Partner in its sole discretion. Where Servicing Fees are applicable, such Servicing Fees are expected to be calculated based on Net Asset Value for the applicable classes of Units, which is the price at which the Fund sells and redeems such Units. The Fund may also pay for certain sub-transfer agency, sub-accounting and administrative services outside of the Servicing Fees.

The Manager may remit payment of the ongoing Servicing Fees on behalf of the Fund and be reimbursed by the Fund for such payments.

Fund Expenses and Initial Fund Expenses

The Fund will bear certain direct and indirect expenses relating to the operations of the Fund and the Cayman Parallel Fund.

The Manager or an affiliate will bear ordinary administrative costs and expenses relating to its operations, but excluding expenses associated with Insourced Services (as defined below). The Cayman Parallel Fund (and indirectly, the Cayman Parallel Fund Unitholders, including the TE Feeder) will bear all Cayman Parallel Fund Organizational Expenses (as defined below), and all costs and expenses relating to the operations of the Cayman Parallel Fund (including such costs and expenses relating to the TE Feeder and any other related feeder fund and the Cayman General Partner and any such feeder fund). Such costs and expenses may be substantial and include, without limitation:

(i) legal, accounting, regulatory (including expenses incurred in connection with certain filings and registrations), compliance, administrator, consulting (including expert network and media consultants), valuation, custodial, depositary auditing (including fees charged by an independent auditor in connection with in-kind subscriptions or redemptions), costs associated with any regulatory audit, investigation, settlement or review of any entity of the fund, costs incurred with any action, suit or proceeding of any kind of nature, transfer agency, third-party director, administrator and Unitholder onboarding and servicing, banking and other external professional fees and expenses;

(ii) out-of-pocket costs of sourcing and evaluating potential portfolio investments (including broken deal expenses in the case of unconsummated investments) or temporary investments (including expenses related to meetings or conferences hosted or attended by HarbourVest, its affiliates or its employees to source investments, attendance at industry conferences and trade association memberships, and, in the case of unconsummated investments, broken deal expenses, including break-up fees), and of making, monitoring, holding, or selling portfolio investments (including, without limitation, expenses relating to risk assessment, due diligence or ongoing monitoring of potential and existing portfolio investments, including the environmental, social and governance risks related thereto and temporary investments, record-keeping expenses, travel, hotel accommodations, meals and entertainment expenses (collectively, “Travel Expenses,” and which include expenses for first class or equivalent travel and have in the past and may in the future include the cost of non-commercial air travel), record-keeping expenses, finder’s fees, placement fees, consulting fees, brokerage fees and other fees, costs and expenses;

(iii) expenses associated with the preparation of the Cayman Parallel Fund’s financial statements and tax returns, and the representation of the Cayman Parallel Fund or the partners of the Cayman Parallel Fund in tax matters and the preparation of tax forms and the Cayman Parallel Fund’s information reporting regimes and similar tax-related compliance;

(iv) expenses related to the organization or maintenance of any entity (including intermediate entities) used to acquire, hold, or dispose of any portfolio investment or otherwise facilitate the Cayman Parallel Fund’s investment activities, including without limitation Travel Expenses, related to such entity, the salary and benefits of any non-HarbourVest personnel reasonably necessary for the maintenance of such entity and other overhead expenses in connection therewith;

(v) out-of-pocket costs of meeting with prospective Cayman Parallel Fund Unitholders (including in connection with the offering of the Cayman Parallel Fund), meeting with Cayman Parallel Fund Unitholders and reporting to the Cayman Parallel Fund Unitholders, including Travel Expenses;

(vi) costs and expenses related to the Cayman Parallel Fund’s periodic and annual meetings, including Travel Expenses of the representatives of Cayman Parallel Fund Unitholders, employees of HarbourVest, speakers and vendors;

(vii) any taxes, fees, or other governmental charges levied against the Cayman Parallel Fund or its income or assets or in connection with its business or operations;

(viii) Independent Directors’ compensation and expenses, including expenses relating to the meetings and activities of the Board (including venue, food and beverage, travel and accommodation expenses (and any cancellation fees associated with any of the foregoing)), and fees, costs and expenses associated with any legal counsel or other third-party service providers, or advisors retained by, at the direction of or for the benefit of the Board);

(ix) costs and expenses (including any legal or other professional expenses) incurred in connection with the formation and operation of the Cayman General Partner;

(x) premiums or fees for directors’ and officers’ liability insurance and other insurance protecting the Cayman Parallel Fund or any indemnitee from liabilities in connection with the affairs of the Cayman Parallel Fund;

(xi) all costs and expenses of litigation or other matters that are the subject of indemnification;

(xii) interest on, and fees and expenses related to or arising from, any incurrence of indebtedness, including any credit facilities (or guarantees of indebtedness) or hedging activities of the Cayman Parallel Fund;

(xiii) expenses incurred in connection with complying with provisions in Other Agreements;

(xiv) fees paid to locally licensed intermediaries or distributors required to be engaged as a result of one or more Cayman Parallel Fund Unitholders being domiciled in, or otherwise affiliated with, a particular jurisdiction;

(xv) Insourced Services (as defined herein);

(xvi) the Cayman Parallel Fund’s allocable share of salaries, wages, payroll taxes, bonuses and cost of employee benefit plans for HarbourVest employees (collectively, “Employee Expenses”) providing legal, compliance (including, without limitation, know-your-investment, anti-money laundering, sanctions and anti-corruption related due diligence) or tax advisory or tax structuring services in connection with the Cayman Parallel Fund’s portfolio investments, including the execution, ongoing monitoring, holding and disposition of portfolio investments, where the Cayman Parallel Fund would otherwise bear any external fees, costs and expenses for such services as Cayman Parallel Fund expenses;

(xvii) fees, costs and expenses (including the costs of any professional service providers) related to procuring, developing, implementing, maintaining, updating or transitioning information technology, data subscription and license-based services, research publications, hardware/software and other technology fees, costs and expenses relating to researching, identifying, investigating (and conducting due diligence with respect to), evaluating, monitoring, valuing, or obtaining market data in respect of, potential or existing portfolio investments (including license fees and maintenance costs for workflow technology that facilitates the closing of investments), managing allocations of investments between the Cayman Parallel Fund and other HarbourVest-managed funds and accounts, investor reporting (including costs relating to the provision of access to such information and other Cayman Parallel Fund Unitholder communications, including through a web portal), regulatory compliance, the monitoring and administration of indebtedness, hedging activities and treasury activities and other activities of, and services provided to, the Cayman Parallel Fund as described in this paragraph, including the Employee Expenses of HarbourVest information technology professional personnel engaged in such services;

(xviii) costs of winding-up and liquidating the Cayman Parallel Fund;

(xix) expenses incurred in connection with transfers of Cayman Parallel Fund Units;

(xx) expenses relating to ongoing administrative, governance and compliance services necessary for the operation of the Cayman Parallel Fund (including, without limitation, expenses relating to the preparation and filing of Form PF, reports pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”), filings (including tender offer filings) and registration statements (including Form 10), reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Cayman Parallel Fund engages in activities and any related regulations, or the laws and/or regulations of jurisdictions in which the Cayman Parallel Fund engages in activities and/or any other regulatory filings, notices or disclosures of the Manager and/or its affiliates relating to the Cayman Parallel Fund and their activities;

(xxi) all other costs and expenses of the Cayman Parallel Fund, HarbourVest or its affiliates in connection with the Cayman Parallel Fund Partnership Agreement; and

(xxii) in the case of each of the foregoing items in clauses (i) through (xxi) above, all similar items in connection with any alternative investment vehicles, Portfolio Entities, or other entities in which or through which the Cayman Parallel Fund invests, to the extent not borne by such entities (collectively with Cayman Parallel Fund Organizational Expenses (as defined below), “Cayman Parallel Fund Expenses”). HarbourVest has historically borne the expenses of certain database subscriptions used in connection with evaluating, making, monitoring, holding or selling portfolio investments even though such expenses could have been treated as Cayman Parallel Fund Expenses. Such expenses are expected to be treated as Cayman Parallel Fund Expenses in the future and HarbourVest therefore expects such expenses to be borne by the Cayman Parallel Fund.

For the avoidance of doubt, the management fee received by the Manager or an affiliate thereof will not be reduced by any amounts received directly or indirectly from a portfolio company, proposed portfolio company or any other person to the extent such amounts constitute Cayman Parallel Fund Expenses, including, but not limited to amounts charged for Insourced Services.

The Cayman Parallel Fund will bear all organizational expenses and other expenses of the Cayman Parallel Fund (including, but not limited to, all fees, costs and out-of-pocket expenses (including any legal and other professional fees and expenses and platform fees and expenses paid to placement agents and other financial intermediaries reimbursed or otherwise borne by the Cayman Parallel Fund) incurred by the Cayman Parallel Fund, the Manager or its affiliates in connection with the formation of, and direct and indirect offering and distribution of interests in, the Cayman Parallel Fund (including all or a portion of such amounts in respect of the Cayman Parallel Fund and the development, formation and operation of investment vehicles (including, for the avoidance of doubt, actual or prospective feeder vehicles even if any such feeder vehicle does not admit investors) established to facilitate the investment by certain investors indirectly in the Cayman Parallel Fund, as well as master funds in which the Cayman Parallel Fund invests as a feeder fund or other vehicles through which the Cayman Parallel Fund makes or holds investments) and the respective general partners or equivalent (if not a partnership) of such entities, the incorporation and registration of such entities, related regulatory filings (such as Form PF and others), any related taxes, the offering and distribution of the interests therein (including jurisdictional legal and tax advice, preparation of disclosures, notifications, translations, publications (including without limitation on a website for regulatory, commercial or other purposes) and registrations for marketing required in various jurisdictions and for certain investors, negotiation of distribution arrangements, any cost relating to the initial seed asset contribution (including without limitation, advice, structuring and the cost of issuing a valuation report), for the avoidance of doubt, out-of-pocket costs and expenses (including without limitation, Travel Expenses) related to meeting with prospective and actual Cayman Parallel Fund Unitholders or distributors or placement agents) (“Cayman Parallel Fund Organizational Expenses”).

The TE Feeder will directly bear all such costs and expenses that relate to the operations of the TE Feeder, including such costs and expenses relating to any related feeder fund and the General Partner of the TE Feeder and any other such feeder fund) and the organizational expenses described above that relate to the TE Feeder (collectively, “TE Fund Expenses”).

TE Fund Expenses and Cayman Parallel Fund Expenses may be aggregated and allocated between the TE Feeder, Cayman Parallel Fund, HSEC and the other Parallel Funds pro rata based on the relative Net Asset Value of the TE Feeder, Cayman Parallel Fund and net asset value of each Parallel Fund, respectively, at the time of such allocation, unless the General Partner or Cayman General Partner, as applicable determines in good faith that a different share is appropriate. TE Fund Expenses or Cayman Parallel Fund Expenses allocated to the TE Feeder, Cayman Parallel Fund, HSEC or another Parallel Fund will generally be borne by the unitholders of such entity pro rata (unless the General Partner, or the Cayman General Partner, as applicable, determines in good faith that a different share is appropriate). The TE Feeder and Cayman Parallel Fund will engage the services of third-party service providers to carry out certain fund-related services, including but not limited to, accounting, tax, reporting, valuation and compliance. The costs, fees and expenses of any such service providers will be treated as TE Fund Expenses or Cayman Parallel Fund Expenses and will be borne by the TE Feeder or the Cayman Parallel Fund, as applicable.

Certain or all Cayman Parallel Fund Organizational Expenses may be amortized, in the Cayman General Partner’s sole and absolute discretion, for up to a 60-month period beginning from the initial closing date of the Cayman Parallel Fund for purposes of calculating the Cayman Parallel Fund’s Net Asset Value, although U.S. generally accepted accounting principles require organizational expenses to be expensed when incurred.

The TE Feeder and the Cayman Parallel Fund expects to engage and pay placement agents in connection with marketing the TE Feeder and the Cayman Parallel Fund, as applicable, in certain jurisdictions.

HarbourVest has and may in the future enter into arrangements with certain persons to provide services to HarbourVest-managed funds and accounts. HarbourVest will allocate fees and expenses with respect to such services on a fair and equitable basis. For example, HarbourVest has entered, and could in the future enter, into arrangements with certain persons to provide services to the TE Feeder, the Cayman Parallel Fund and to other HarbourVest-managed funds and accounts, and in particular HarbourVest has engaged a consultant to provide earnings analysis, in-depth market research and other due diligence services with respect to certain Secondary Investments. Among other approaches, HarbourVest could determine to allocate fees and expenses with respect to such consultant (which could include, without limitation, a retainer or similar compensation arrangement) among the TE Feeder or the Cayman Parallel Fund and HarbourVest-managed funds and accounts based on aggregate amounts invested in Secondary Investments, regardless of whether or not such consultant provided services on a particular secondary investment or provided services for an investment in which the TE Feeder or the Cayman Parallel Fund invested, or on another basis that takes into account the overall benefits of such consultant’s services for Secondary Investments across the HarbourVest platform. HarbourVest has also engaged a consultant to provide credit monitoring and restructuring advice with respect to certain credit investments held by HarbourVest-managed funds and accounts and generally expects to allocate fees and expenses with respect thereto among such HarbourVest-managed funds and accounts (and the TE Feeder and Cayman Parallel Fund, as applicable) based on their respective participation in such credit investments.

Expenses to be borne by the TE Feeder and the Cayman Parallel Fund will reduce the actual returns realized by Unitholders and the Cayman Parallel Fund Unitholders, as applicable, on their investment in the applicable fund (and may, in certain circumstances, reduce the amount of capital available to be deployed by such fund in investments). TE Fund Expenses and Cayman Parallel Fund Expenses include recurring and regular items, as well as extraordinary expenses for which it may be hard to budget or forecast. As a result, the amount of TE Fund Expenses and Cayman Parallel Fund Expenses ultimately incurred may exceed amounts expected or budgeted by the General Partner, Cayman General Partner and/or Unitholders and unitholders of the Cayman Parallel Fund, as applicable.

The General Partner and the Cayman General Partner, as applicable, will make judgments with respect to allocation of expenses in its good faith discretion, notwithstanding its interest in the outcome, and may make corrective allocations after the fact should it determine that such corrections are necessary or advisable. Notwithstanding the foregoing, the portion of an expense allocated to the Fund or Cayman Parallel Fund for a particular item or service may not reflect the relative benefit derived by the Fund or the Cayman Parallel Fund, as applicable, from that item or service in any particular instance.

The Manager or its affiliates may pay certain Cayman Parallel Fund Expenses to be borne by the Cayman Parallel Fund. The Cayman Parallel Fund will then reimburse the Manager or such affiliate by any such amounts as determined by the Cayman General Partner in its sole discretion.

Pursuant to an expense limitation agreement (the “Expense Limitation Agreement”) by and among the Manager, the TE Feeder, HSEC, the Cayman Parallel Fund and the Delaware Parallel Fund, the Manager has agreed to waive fees that it would otherwise be paid, and/or to assume or reimburse expenses of the Cayman Parallel Fund, if required to ensure that certain Cayman Parallel Fund Expenses (excluding the Management Fee, Incentive Fee, any Servicing Fees, Subscription Fees, interest, taxes, brokerage commissions, fees and expenses charged to the Cayman Parallel Fund by Investments, dividend and interest expenses relating to short sales, borrowing costs, merger or reorganization expenses, Unitholder meetings expenses, litigation expenses, expenses associated with the acquisition and disposition of investments (including (i) with respect to unconsummated transactions, and (ii) interest and structuring costs for borrowings and line(s) of credit), expenses related to the winding up and liquidation of the Cayman Parallel Fund, if applicable, certain insurance costs, and extraordinary expenses, if any; collectively, the “Excluded Expenses”) do not exceed 0.75% per annum of the Cayman Parallel Fund’s net asset value. Any waiver of fees or assumption or reimbursement of expenses by the Manager under the Expense Limitation Agreement shall be allocated among the Parallel Funds and Feeder Funds as reasonably determined by the Cayman General Partner in its sole discretion. With respect to each class of Cayman Parallel Fund Units, the Cayman Parallel Fund agrees to repay the Manager any fees waived and/or the expenses assumed or reimbursed under the Expense Limitation Agreement for such class of Cayman Parallel Fund Units, provided the repayments do not cause the Cayman Parallel Fund’s Organizational Expenses and certain annual operating expenses (excluding Excluded Expenses) for that class of Cayman Parallel Fund Units to exceed the expense limitation in place at the time the fees were waived, or the expense limitation in place at the time the Cayman Parallel Fund repays the Manager, whichever is lower. Any such repayments must be made within thirty-six months after the month in which the Manager waived the fee or assumed or reimbursed the expense. The Expense Limitation Agreement has a term ending March 31, 2027. The Manager may not terminate the Expense Limitation Agreement during its term.

Hedging

The Fund may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management, which may include hedging its foreign currency exchange risk.

The Fund is permitted to employ hedging techniques designed to reduce the risks of adverse movements in, among other things, interest rates, securities prices, and currency exchange rates (including exchange rates with respect to cryptocurrencies or tokens as well as traditional currencies). The Fund may enter into these arrangements in connection with any one or more investments (including with respect to the Fund’s portfolio as a whole), and the costs associated with, any income or loss, disposition proceeds derived from, and/or payments related to such arrangement, will be attributed to such investments for purposes of calculating the Incentive Fee.

Results of Operations

As of June 30, 2026, the Fund was in its organizational period and had not commenced significant operations. As of March 2, 2026, the General Partner and the Manager each subscribed $10.00 as initial subscriptions to form the Registrant in exchange for Units. These initial subscriptions funded in June 2026. As of August 3, 2026, the Fund received subscriptions totaling $1.89 million through the issuance of 189,000 Class I Units at $10 per Unit plus applicable Subscription Fees.

Financial Condition, Liquidity and Capital Resources

The Fund expects to generate cash primarily from the net proceeds of its Private Offering, proceeds from net borrowings on its credit facilities and cash flows from operations.

As of June 30, 2026, the Fund had not yet commenced commercial activities, other than certain activities associated with the Fund’s formation. The primary use of the Fund’s cash is to purchase investments, funding the cost of its operations and funding redemptions, and funding cash distributions, if any, to the holders of the Units.

The Fund held de minimis cash and cash equivalents as of June 30, 2026. In addition, as of June 30, 2026, the Fund had an account payable to certain affiliates in an amount equal to $78,540 to reimburse such affiliates for paying certain expenses on behalf of the Fund.

Revolving Credit Facility

On June 24, 2026, the Aggregating Partnership, HSEC and the Cayman Parallel Fund entered into a revolving credit agreement (the “Revolving Credit Agreement”) pursuant to which the lenders thereunder agreed to provide loans for up to an aggregate initial principal amount of $75 million subject to customary conditions. The Cayman Parallel Fund is a borrower under the Revolving Credit Agreement and the TE Feeder generates revenues primarily from its indirect investment in the Aggregating Partnership through its interests in the Cayman Parallel Fund. As a result, the TE Feeder expects to bear its proportionate share of the economic consequences of the Revolving Credit Agreement through its investment in the Cayman Parallel Fund.

The available capacity under the Revolving Credit Agreement may be increased, subject to the consent of the Administrative Agent (as defined below) in its sole discretion and the satisfaction of customary conditions, with any such increase to be provided by one or more existing lenders and/or one or more new lenders (and, in the case of new lenders, with the consent of the Lead Lender (as defined below)), in each case in the minimum increments set forth in the Revolving Credit Agreement. The amount available to be borrowed by the Borrower (as defined below) at any time is subject to a borrowing base and to loan-to-value ratio limitations set forth in the Revolving Credit Agreement.

The parties to the Revolving Credit Agreement include the Aggregating Partnership, as borrower (the “Borrower”), HSEC and the Cayman Parallel Fund, as parent guarantors, JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), documentation agent, sole lead arranger, and a lender (and as the lead lender, the “Lead Lender”), and certain other lenders as identified in the Revolving Credit Agreement. The Revolving Credit Agreement matures on June 23, 2028, subject to one year extension options, each requiring the consent of each extending lender in its sole and absolute discretion and the satisfaction of customary conditions.

Under the Revolving Credit Agreement, borrowings, which are available only in U.S. dollars, will bear interest at a rate equal to the Adjusted Term SOFR Rate (as calculated under the Revolving Credit Agreement) plus an Applicable Margin of 2.80% per annum. If the Adjusted Term SOFR Rate is unavailable as provided in the Revolving Credit Agreement, the affected borrowings will instead bear interest at the Alternative Base Rate (as defined in the Revolving Credit Agreement) plus the Applicable Margin. Any overdue principal and, to the extent permitted, other overdue amounts under the Revolving Credit Agreement will bear interest at the Default Rate, which is the otherwise applicable interest rate (including the Applicable Margin) plus 5.00% per annum, subject to the maximum rate permitted by applicable law.

Off-Balance Sheet Arrangements

As of June 30, 2026, the TE Feeder did not have any off-balance sheet financings or liabilities.

Critical Accounting Estimates

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. For a further discussion about our critical accounting policies, see Note 2. “Summary of Significant Accounting Policies” in our financial statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

There were no accounting pronouncements issued during the three months ended June 30, 2026 that are expected to have a material impact on the Financial Statements of the TE Feeder included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Fund is subject to financial market risks, including changes in interest rates. The Fund intends to generate revenues primarily from its investments in equity and debt instruments as well as indirectly through investments in the Aggregating Partnership. Most of the Fund’s investments do not have a readily available market price, and the Fund values these investments at fair value as determined in good faith pursuant to procedures adopted by the General Partner, and under the oversight of the Board in accordance with the Fund’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments the Fund makes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Registrant’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The Registrant is not currently subject to any pending material legal proceedings. From time to time, the Registrant, the General Partner or the Manager may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Registrant’s rights under contracts with the Registrant’s portfolio companies. The Registrant may also be subject to regulatory proceedings.
Item 1A. Risk Factors.
For a discussion of our potential risks and uncertainties, see the information under the heading “
Risk Factors
” in our Form 10 Registration Statement. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
All sales of unregistered Units during the three months ended June 30, 2026 were previously disclosed.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
HarbourVest Private Equity Secondaries Fund (TE) L.P. Second Amended and Restated Limited Partnership Agreement
On August 10, 2026, with approval of the Independent Directors, the General Partner entered into the Registrant’s Second Amended and Restated Limited Partnership Agreement. The Second Amended and Restated Limited Partnership Agreement amends and restates the Registrant’s Amended and Restated Limited Partnership Agreement, dated May 12, 2026, to, among other amendments as disclosed in the Form 10 Registration Statement, (i) provide that Class P Units may not be redeemed, without the prior written consent of the Independent Directors, prior to the eighth, rather than tenth, anniversary of the date on which such Class P Units were issued, and (ii) make certain related changes and incorporate other administrative updates.
The foregoing summary description of the Second Amended and Restated Limited Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Limited Partnership Agreement, a copy of which is included as Exhibit 3.3 to this Quarterly Report on Form
10-Q
and incorporated herein by reference.
HarbourVest Private Equity Secondaries Cayman Parallel Fund L.P. Second Amended and Restated Limited Partnership Agreement
On August 10, 2026, with approval of the Cayman Parallel Fund Independent Directors, the Cayman General Partner entered into the Cayman Parallel Fund’s Second Amended and Restated Limited Partnership Agreement. The Second Amended and Restated Limited Partnership Agreement amends and restates the Cayman Parallel Fund’s Amended and Restated Limited Partnership Agreement, dated March 13, 2026, to, among other amendments as disclosed in the Form 10 Registration Statement, (i) provide that Class P Units may not be redeemed, without the prior written consent of the Independent Directors, prior to the eighth, rather than tenth, anniversary of the date on which such Class P Units were issued, and (ii) make certain related changes and incorporate other administrative updates.

The foregoing summary description of the Cayman Parallel Fund’s Second Amended and Restated Limited Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the Cayman Parallel Fund’s Second Amended and Restated Limited Partnership Agreement, a copy of which is included as Exhibit 10.2 to this Quarterly Report on Form
10-Q
and incorporated herein by reference.
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted or terminated a Rule
10b5-1
trading arrangement or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K).

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Limited Partnership of HarbourVest Private Equity Secondaries Fund (TE) L.P. (incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed on April 30, 2026).

3.2	HarbourVest Private Equity Secondaries Fund (TE) L.P. Amended and Restated Limited Partnership Agreement, dated as of May 12, 2026 (incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10/A filed on June 16, 2026).

3.3*	HarbourVest Private Equity Secondaries Fund (TE) L.P. Second Amended and Restated Limited Partnership Agreement, dated as of August 10, 2026.

10.1	Expense Limitation Agreement, dated as of April 30 (incorporated by reference to Exhibit 10.2 to the Fund’s Registration Statement on Form 10/A filed on June 16, 2026).

10.2*	HarbourVest Private Equity Secondaries Cayman Parallel Fund L.P. Second Amended and Restated Limited Partnership Agreement, dated as of August 10, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Amended and Restated Management Agreement, among HarbourVest Partners L.P. HarbourVest GP LLC and HarbourVest Private Equity Secondaries Cayman Parallel Fund L.P., dated as of August 10, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HarbourVest Private Equity Secondaries Fund (TE) L.P.

August 14, 2026	By:	/s/ Monique Austin
Name: Monique Austin
Title: Chief Executive Officer, Principal Executive Officer, President and Chairperson of the Board of Directors

	By:	/s/ Peter Mahoney
Name: Peter Mahoney
Title: Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer